Form 10-K
period 1998-02-28
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 1998-07-27
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: February 28, 1998

                        Commission file number: 33-82882


                      CIRCUIT CITY CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


  United States                                                  58-1897792
 (State or other                                                (IRS Employer
  jurisdiction                                               Identification No.)
of incorporation)

225 Chastain Meadows Court, Kennesaw, Georgia                        30144
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  770 792-4600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  On May 31, 1995, the registrant filed with the Securities and Exchange Commission a registration statement on Form 8-A registering certain Circuit City Credit Card Master Trust asset backed certificates.

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X (1)                                   No _____

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
(See definition of affiliate in Rule 405)

                  Not Applicable.


                                     PART I

                  The Circuit City Credit Card Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement dated as of October 4, 1994 (the "Pooling and Servicing Agreement") between First North American National Bank, as Transferor (in such capacity, the "Transferor") and Servicer (in such capacity, the "Servicer"), and Bankers Trust Company, as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

                  The assets of the Trust (the "Trust Assets") include receivables (the "Receivables") arising under certain consumer revolving credit card accounts (the "Accounts") owned or acquired by the Transferor and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), all proceeds of the Receivables and proceeds of credit insurance policies relating to the Receivables, all monies on deposit in certain bank accounts of the Trust (excluding investment earnings on such amounts, unless otherwise specified) and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral


--------
       (1) In reliance upon various no-action letters issued by the Securities Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). This Form 10-K was due May 29, 1998.

guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate cap agreement, interest rate swap agreement, spread account, reserve account or other similar arrangement for the benefit of the holders of the Certificates of such series or class. The Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Trust and one or more certificates evidencing the Transferor's interest in the Trust, making payments thereon and engaging in related activities. The Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

                  As of February 28, 1998, the Trust had four outstanding series of Certificates. On October 4, 1994, the Trust issued in a private transaction the Series 1994-1 Remarketed Certificates of Participation. On November 17, 1994, the Trust issued in a public transaction the Class A 8.00% Asset Backed Certificates, Series 1994-2 and the Class B 8.20% Asset Backed Certificates, Series 1994-2 (together, the "1994-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1994-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On September 7, 1995, the Trust issued in a public transaction the Class A 6.375% Asset Backed
Certificates, Series 1995-1 and the Class B 6.625% Asset Backed Certificates, Series 1995-1 (together, the "1995-1 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1995-1 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 27, 1996, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1996-1 and the Class B Floating Rate Asset Backed Certificates, Series 1996-1 (collectively with the 1994-2 Public Certificates and the 1995-1 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1996-1 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

                  The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

Item 1.  Business.

                  Not Applicable.

Item 2.  Properties.


                  See introductory statement to Part I above for a description of Trust Assets.

Item 3.  Legal Proceedings.

                  To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Servicer or the Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.


                                     PART II

Item 5.           Market for Registrant's  Common Equity and Related Stockholder
                  Matters.

                  (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

                  (b)  The  Public   Certificates   are   represented   by  nine
certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC").

                  (c)      Not Applicable.


Item 6.           Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.           Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.          Executive Compensation.

                  Not Applicable.

Item 12.          Security   Ownership   of   Certain   Beneficial   Owners  and
                  Management.

                  (a) The Public Certificates are represented by nine certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, Seven Hanover Square, New York, New York 10004.

                  (b)      Not Applicable.

                  (c)      Not Applicable.

Item 13.          Certain Relationships and Related Transactions.

                  (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 1998, and are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

                  (b)      Not Applicable.

                  (c)      Not Applicable.

                                     PART IV

Item 14.          Exhibits,  Financial Statement Schedules,  and Reports on Form
                  8-K.

                  (a)      Documents.

                           1.       Financial Statements.

                                    Not Applicable.

                           2.       Financial Statement Schedules.

                                    Not Applicable.

                           3.       Exhibits.

                                    See Item 14(c).

                  (b)      Reports on Form 8-K.

                  The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 1998: Current Reports on Form 8-K dated [March 17, 1997, April 15, 1997, May 15, 1997, June 16, 1997, July 15,
1997, August 14, 1997,  September 15, 1997, October 15, 1997, November 17, 1997,
December 15, 1997, January 15, 1998, February 16, 1998 and March 16, 1998] reporting Items 5 and 7(c) and providing the Series 1994-2 Certificateholders Statements, the Series 1995-1 Certificateholders Statements and the Series 1996-1 Certificateholders Statements for the months of [February 1997, March 1997, April 1997, May 1997, June 1997, July 1997, August 1997, September 1997,
October 1997, November 1997, December 1997, January 1998 and February 1998.]

                  (c)      Exhibits.

                  Exhibit 99.1      Annual Servicer's Certificate.


                  (d)      Financial Statement Schedules.

                           Not Applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CIRCUIT CITY CREDIT CARD
                                         MASTER TRUST

                                         By: FIRST NORTH AMERICAN
                                             NATIONAL BANK, as Servicer

                                         By: /s/ Michael T. Chalifoux
                                                Michael T. Chalifoux
                                                Chairman of the Board and
                                                President

Dated as of May 29, 1998





                                INDEX TO EXHIBITS

Exhibit                  Description
Number                   of Exhibit

99.1                       Annual Servicer's Certificate.