Form 10-K
period 1999-02-28
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 1999-05-21
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 1999

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

               Yes  X 1                         No _____

--------
          1 In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).

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

          The assets of the Trust (the "Trust Assets") include receivables (the "Receivables") arising under certain consumer revolving credit card accounts (the "Accounts") owned or acquired by the Transferor and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), all proceeds of the Receivables and proceeds of credit insurance policies relating to the Receivables, all monies on deposit in certain bank accounts of the Trust (excluding investment earnings on such amounts, unless otherwise specified) and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate cap agreement, interest rate swap agreement, spread account, reserve account or other similar arrangement for the benefit of the holders of the Certificates of such series or class. The Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Trust and one or more certificates evidencing the Transferor's interest in the Trust, making payments thereon and engaging in related activities. The Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

          As of February 28, 1999, the Trust had five outstanding series of Certificates. On November 17, 1994, the Trust issued in a public transaction the Class A 8.00% Asset Backed Certificates, Series 1994-2 and the Class B 8.20% Asset Backed Certificates, Series 1994-2 (together, the "1994-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1994-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On September 7, 1995, the Trust issued in a public transaction the Class A 6.375% Asset Backed Certificates, Series 1995-1 and the Class B 6.625% Asset Backed Certificates, Series 1995-1 (together, the "1995-1 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1995-1 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 27, 1996, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1996-1 and the Class B Floating Rate Asset Backed Certificates, Series 1996-1 (collectively with the 1994-2 Public Certificates and the 1995-1 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1996-1 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 6, 1998, the Trust issued in a private transaction the Series 1998-1 Variable Funding Certificates. On November 12, 1998, the Trust issued in a private transaction the Series 1998-2 Variable Funding Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

          The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

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

          Not Applicable.

Item 11.  Executive Compensation.

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) The Public Certificates are represented by nine certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 7 Hanover Square, New York, New York 10004.

          (b) Not Applicable.

          (c) Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 1999, and are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

          (b) Not Applicable.

          (c) Not Applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Documents.

               1.   Financial Statements.

                    Not Applicable.

               2.   Financial Statement Schedules.

                    Not Applicable.

               3.   Exhibits.

                    See Item 14(c).

          (b) Reports on Form 8-K.

          The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 1999: Current Reports on Form 8-K dated March 16, 1998, April 15, 1998, May 15, 1998, June 15, 1998, July 15,
1998, August 17, 1998,  September 15, 1998, October 15, 1998, November 16, 1998,
December 15, 1998, January 15, 1999, February 16, 1999 and March 15, 1999 reporting Items 5 and 7(c) and providing the Series 1994-2 Certificateholders Statements, the Series 1995-1 Certificateholders Statements and the Series 1996-1 Certificateholders Statements for the months of February 1998, March 1998, April 1998, May 1998, June 1998, July 1998, August 1998, September 1998,
October 1998, November 1998, December 1998, January 1999 and February 1999.

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


                                       CIRCUIT CITY CREDIT CARD
                                       MASTER TRUST

                                       By: FIRST NORTH AMERICAN
                                           NATIONAL BANK, as Servicer

                                       By: /s/ Michael T. Chalifoux
                                           Michael T. Chalifoux
                                           Chairman of the Board and
                                            President

Dated as of May 21, 1999


                                INDEX TO EXHIBITS

Exhibit             Description
Number              of Exhibit

99.1                Annual Servicer's Certificate.