Form 10-K
period 2001-02-28
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 2001-05-24
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2001

Commission file number: 33-82882 and 333-94035


                      CIRCUIT CITY CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


             United States                           58-1897792
           -----------------                    -------------------
            (State or other                        (IRS Employer
              jurisdiction                       Identification No.)
           of incorporation)

           225 Chastain Meadows Court, Kennesaw, Georgia     30144
          -----------------------------------------------  ---------
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: 770 792-4600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         On May 30, 2000, the registrant filed with the Securities and Exchange Commission a registration statement on Form 8-A registering certain Circuit City Credit Card Master Trust asset backed certificates.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X (1)                                   No _____

------------
    (1) In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).



         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405)

         Not Applicable.


                                     PART I

         The Circuit City Credit Card Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement dated as of October 4, 1994, as amended (the "Pooling and Servicing Agreement") between First North American National Bank, as Transferor (in such capacity, the "Transferor") and Servicer (in such capacity, the "Servicer"), and Bankers Trust Company, as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

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

         As of February 28, 2001, the Trust had five outstanding series of Certificates. On November 27, 1996, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1996-1 and the Class B Floating Rate Asset Backed Certificates, Series 1996-1 (together, the "1996-1 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1996-1 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 12, 1998, the Trust issued in a private transaction the Series 1998-2 Variable Funding Certificates. On February 28, 2000, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  2000-1  and  the  Class  B  Floating  Rate  Asset  Backed
Certificates, Series 2000-1 (together, the "2000-1 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2000-1 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. On November 29, 2000, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 2000-2 and the Class B Floating Rate Asset Backed Certificates, Series 2000-2 (collectively with the 1996-1 Public Certificates and the 2000-1 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2000-2 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. On February 27, 2001, the Trust issued in a private transaction the Series 2001-1 Variable Funding Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

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

         (b) The Public Certificates are represented by six certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").


Item 6.  Selected Financial Data.
         -----------------------

         Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         -------------

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         Not Applicable.


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

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) The Public Certificates are represented by six certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

         (b)   Not Applicable.

         (c)   Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 2001, and are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

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

                           Not Applicable.

                  3.       Exhibits.

                           See Item 14(c).

         (b)      Reports on Form 8-K.
                  -------------------

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2001: Current Reports on Form 8-K dated March 15, 2000, April 17, 2000, May 15, 2000, June 15, 2000, July 17,
2000, August 15, 2000,  September 15, 2000, October 16, 2000, November 15, 2000,
December 15, 2000, January 16, 2001, February 15, 2001 and March 15, 2001 reporting Items 5 and 7(c) and providing the Series 1995-1 Certificateholders Statements, the Series 1996-1 Certificateholders Statements, the Series 2000-1 Certificateholders Statements and the Series 2000-2 Certificateholders Statements for the months of February 2000, March 2000, April 2000, May 2000, June 2000, July 2000, August 2000, September 2000, October 2000, November 2000, December 2000, January 2001 and February 2001, as applicable.

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


                                  CIRCUIT CITY CREDIT CARD
                                  MASTER TRUST

                                  By: FIRST NORTH AMERICAN
                                      NATIONAL BANK, as Servicer

                                  By: /s/ Michael T. Chalifoux
                                      --------------------------
                                      Michael T. Chalifoux
                                      Chairman of the Board and
                                           President

Dated as of May 23, 2001





                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1                       Annual Servicer's Certificate.