Form 10-K
period 2002-02-28
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 2002-05-29
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  February 28, 2002

Commission file number:  000-26172


                      CIRCUIT CITY CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


      United States                           58-1897792
    -----------------                     -------------------
     (State or other                         (IRS Employer
      jurisdiction                        Identification No.)
    of incorporation)

     225 Chastain Meadows Court, Kennesaw, Georgia     30144
    -----------------------------------------------  ---------
    (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 770 792-4600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Class A Floating Rate Asset Backed Certificates, Series 2000-1 Class B Floating Rate Asset Backed Certificates, Series 2000-1

     Class A Floating Rate Asset Backed Certificates, Series 2000-2 Class B Floating Rate Asset Backed Certificates, Series 2000-2

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X(1)                          No _____
                        ------

--------
       (1) In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).

         Registrant does not have any voting stock.

         Registrant has not been involved in bankruptcy proceedings during the preceding five years.

         Registrant is not reporting as a corporate issuer.

         No documents have been incorporated by reference into this Form 10-K.

                                     PART I

         The Circuit City Credit Card Master Trust (the "Trust") was formed pursuant to an Amended and Restated Master Pooling and Servicing Agreement dated as of December 31, 2001 (the "Pooling and Servicing Agreement") among Tyler International Funding, Inc., as Transferor (in such capacity, the "Transferor"), First North American National Bank ("FNANB"), as Transferor under the Prior Agreement and as Servicer (in such capacity, the "Servicer"), and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

         The assets of the Trust (the "Trust Assets") include receivables (the "Receivables") arising under certain consumer revolving credit card accounts (the "Accounts") owned or acquired by FNANB and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), all proceeds of the Receivables and proceeds of credit insurance policies relating to the Receivables, all monies on deposit in certain bank accounts of the Trust (excluding investment earnings on such amounts, unless otherwise specified) and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate cap agreement, interest rate swap agreement, spread account, reserve account or other similar arrangement for the benefit of the holders of the Certificates of such series or class. The Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Trust and one or more certificates evidencing the Transferor's interest in the Trust, receiving collections on the Receivables, making payments on the Certificates and engaging in related activities. The Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

         As of February 28, 2002, the Trust had four outstanding series of Certificates. On November 12, 1998, the Trust issued in a private transaction the Series 1998-2 Variable Funding Certificates. On February 28, 2000, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  2000-1  and  the  Class  B  Floating  Rate  Asset  Backed
Certificates, Series 2000-1 (together, the "2000-1 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2000-1 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. On November 29, 2000, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 2000-2 and the Class B Floating Rate Asset Backed Certificates, Series 2000-2 (collectively with the 2000-1 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2000-2 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. On February 27, 2001, the Trust issued in a private transaction the Series 2001-1 Variable Funding Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

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

Item 3.  Legal Proceedings.
         -----------------

         To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Transferor, the Servicer or the Trustee.

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

         (b) The Public Certificates are represented by four certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").


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

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) The Public Certificates are represented by four certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

         (b) Not Applicable.

         (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 2002, and there are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

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

                      Not Applicable.

             3.       Exhibits.

                      See Item 14(c).

         (b) Reports on Form 8-K.
             -------------------

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2002: Current Reports on Form 8-K dated March 15, 2001, April 16, 2001, May 15, 2001, June 15, 2001, July 16,
2001, August 15, 2001,  September 17, 2001, October 15, 2001, November 15, 2001,
December 17, 2001, January 15, 2002, January 31, 2002, February 15, 2002 and March 15, 2002 reporting Items 5 and 7(c) and providing the Series 1996-1 Certificateholders Statements, the Series 2000-1 Certificateholders Statements and the Series 2000-2 Certificateholders Statements, as applicable, for the months of February 2001, March 2001, April 2001, May 2001, June 2001, July 2001, August 2001, September 2001, October 2001, November 2001, December 2001, January 2002 and February 2002.

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


                                   CIRCUIT CITY CREDIT CARD
                                   MASTER TRUST

                                   By: FIRST NORTH AMERICAN
                                       NATIONAL BANK, as Servicer

                                   By: /s/ Philip J. Dunn
                                       --------------------------
                                       Philip J. Dunn
                                       Vice President

Dated as of May 29, 2002



                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1              Annual Servicer's Certificate.