Form 10-K
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 2003-05-29
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: February 28, 2003

                      Commission file number: 333-94035-01


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

                       Yes   X 1                           No
                           ------                             ------

--------

         1 In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

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

         As of February 28, 2003, the Trust had five outstanding series of Certificates. On November 12, 1998, the Trust issued in a private transaction the Series 1998-2 Variable Funding Certificates. On November 29, 2000, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  2000-2,  and  the  Class B  Floating  Rate  Asset  Backed
Certificates, Series 2000-2 (together, the "2000-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2000-2 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. On May 7, 2002, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 2002-1, and the Class B Floating Rate Asset Backed
Certificates, Series 2002-1 (together, the "2002-1 Public Certificates" and collectively with the 2000-2 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2002-1 interests referred to as the Collateralized Trust Obligations and classes of investor certificates referred to as the Class D Certificates and the Class E Certificates. On May 30, 2002, the Trust issued in a private transaction the Series 2002-2 Variable Funding Certificates. On February 28, 2003, the Trust issued in a private transaction the Series 2003-1 Variable Funding Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

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

         None.

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


Item 6.  Selected Financial Data.
         -----------------------

         Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation.
------------

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
--------------------

         None.


                                    PART III
                                    --------

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

         (b) Not Applicable.

         (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         None.

Item 14. Controls and Procedures.
         -----------------------

         Not Applicable.

                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a)      Documents.

                  1.       Financial Statements.

                           Not Applicable.

                  2.       Financial Statement Schedules.

                           Not Applicable.

                  3.       Exhibits.

                           See Item 15(c).

         (b)      Reports on Form 8-K.

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2003: Current Reports on Form 8-K dated March 15, 2002, April 15, 2002, May 15, 2002, May 21, 2002, June 17, 2002,
July 15, 2002, August 15, 2002, September 16, 2002, October 15, 2002, November 15, 2002, December 16, 2002, January 15, 2003, February 18, 2003 and March 17,
2003 reporting Items 5 and 7(c).

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


                                CIRCUIT CITY CREDIT CARD
                                MASTER TRUST

                                By: FIRST NORTH AMERICAN
                                    NATIONAL BANK, as Servicer

                                By: /s/ Philip J. Dunn
                                    Philip J. Dunn
                                    Vice President

Dated as of May 29, 2003



                                  CERTIFICATION

I, Philip J. Dunn, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Circuit City Credit Card Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under that agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under that agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.


Date: May 29, 2003

/s/ Philip J. Dunn
Philip J. Dunn
Vice President



Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Certificates during the period covered by this report, and the registrant does not intend to furnish such materials to holders of the Certificates subsequent to the filing of this report.


                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1              Annual Servicer's Certificate.