Form 10-K/A
period 2003-02-28
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 2004-01-09
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

        Registrant's telephone number, including area code: 770 423-7900

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

                 No applicable documents have been incorporated by reference into this Form 10-K.


                                     PART IV

                 Item 15(c) of the registrant's Annual Report on Form 10-K is hereby amended to include as part of such report Exhibit 31 and Exhibit 99.2.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (c)      Exhibits.

                  Exhibit 31                Certification.

                  *Exhibit 99.1             Annual Servicer's Certificate.

                  Exhibit 99.2              Annual Report of Accountant
                                            Relative to Servicing.

                 *Incorporated herein as an exhibit by reference to, and previously filed with the Securities and Exchange Commission on May 29, 2003 as an exhibit to, the registrant's Annual Report on Form 10-K for the fiscal year ending February 28, 2003.




                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CIRCUIT CITY CREDIT CARD
                                              MASTER TRUST

                                              By: FIRST NORTH AMERICAN
                                                  NATIONAL BANK, as Servicer

                                              By: /s/ Philip J. Dunn
                                                  Philip J. Dunn
                                                  Vice President

Dated as of January 9, 2004




                                INDEX TO EXHIBITS

Exhibit                    Description
Number                     of Exhibit

Exhibit 31                 Certification.

*Exhibit 99.1              Annual Servicer's Certificate.

Exhibit 99.2               Annual Report of Accountant Relative to Servicing.

*Incorporated herein as an exhibit by reference to, and previously filed with the Securities and Exchange Commission on May 29, 2003 as an exhibit to, the registrant's Annual Report on Form 10-K for the fiscal year ending February 28, 2003.