Form 10-K
period 2004-02-29
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 2004-05-14
CIK 928597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the fiscal year ended: February 29, 2004


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



     Class A Floating Rate Asset Backed Certificates, Series 2002-1 Class B Floating Rate Asset Backed Certificates, Series 2002-1

     Class A Floating Rate Asset Backed Certificates, Series 2003-2 Class B Floating Rate Asset Backed Certificates, Series 2003-2

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X 1                           No_______
                  ------

--------
     1 In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).


             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ) Not Applicable


             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

             Registrant does not have any voting stock.

             Registrant has not been involved in bankruptcy proceedings during the preceding five years.

             Registrant is not reporting as a corporate issuer.

             No documents  have been  incorporated  by reference  into this Form
10-K.

                                     PART I


             The Circuit City Credit Card Master Trust (the "Trust") was formed pursuant to an Amended and Restated Master Pooling and Servicing Agreement dated as of December 31, 2001, as amended (the "Pooling and Servicing Agreement") among Tyler International Funding, Inc., as Transferor (in such capacity, the "Transferor"), First North American National Bank ("FNANB"), as Transferor under the Prior Agreement and as Servicer (in such capacity, the "Servicer"), and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.


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


             As of February 29, 2004, the Trust had three outstanding series of Certificates. On November 12, 1998, the Trust issued in a private transaction the Series 1998-2 Variable Funding Certificates. On May 7, 2002, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  2002-1,  and  the  Class B  Floating  Rate  Asset  Backed
Certificates, Series 2002-1 (together, the "2002-1 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2002-1 interests referred to as the Collateralized Trust Obligations and classes of investor certificates referred to as the Class D Certificates and the Class E Certificates. On April 25, 2003, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 2003-2, and the Class B Floating Rate Asset Backed Certificates, Series 2003-2 (together, the "2003-2 Public Certificates" and, collectively with the 2002-1 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 2003-2 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.


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

Item 3.      Legal Proceedings.
             -----------------

             None.

Item 4.      Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

             None.


                                     PART II

Item 5.      Market  for  Registrant's  Common  Equity and  Related  Stockholder
             ------------------------------------------------------------------
             Matters.
             -------

             (a)  To  the  best  knowledge  of  the  registrant,   there  is  no
established public trading market for the Certificates.


             (b) The Public Certificates are represented by eight certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").



Item 6.      Selected Financial Data.
             -----------------------

             Not Applicable.

Item 7.      Management's  Discussion  and Analysis of Financial  Condition  and
             -------------------------------------------------------------------
             Results of Operation.
             --------------------

             Not Applicable.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
             -----------------------------------------------------------

             Not Applicable.


Item 8.      Financial Statements and Supplementary Data.
             -------------------------------------------

             Not Applicable.

Item 9.      Changes in and  Disagreements  With  Accountants  on Accounting and
             -------------------------------------------------------------------
             Financial Disclosure.
             --------------------

             None.


Item 9A.     Controls and Procedures.
             -----------------------

             Not Applicable.




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

             Not Applicable.

Item 11.     Executive Compensation.
             ----------------------

             Not Applicable.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.
             --------------------------------------------------------------


             (a) The Public Certificates are represented by eight certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

             (b) Not Applicable.

             (c) Not Applicable.

Item 13.     Certain Relationships and Related Transactions.
             ----------------------------------------------

             Not Applicable.

Item 14.     Principal Accounting Fees and Services.
             --------------------------------------

             Not Applicable.

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
             ----------------------------------------------------------------

             (a) Documents.

                 1.   Financial Statements.

                      Not Applicable.

                 2.   Financial Statement Schedules.

                      Not Applicable.

                 3.   Exhibits.

                      See Item 15(c).

             (b) Reports on Form 8-K.


             The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 29, 2004: Current Reports on Form 8-K dated March 17, 2003, April 16, 2003, May 12, 2003, June 13, 2003, July 15,
2003, August 15, 2003,  September 15, 2003, October 15, 2003, November 17, 2003,
December 15, 2003, January 15, 2004, February 17, 2004 and March 15, 2004, in each case reporting Items 5 and 7(c) and providing the Series 2002-1 Monthly Certificateholder's Statement and Series 2003-2 Monthly Certificateholder's Statement, as applicable, for the months of February 2003, March 2003, April 2003, May 2003, June 2003, July 2003, August 2003, September 2003, October 2003,
November 2003, December 2003, January 2004 and February 2004. The registrant also filed a Current Report on Form 8-K dated May 2, 2003 reporting items 5 and 7 and providing the Series 2003-2 Supplement and related agreements.


             (c) Exhibits.


             Exhibit 31 Certification.


             Exhibit 99.1 Annual Servicer's Certificate.


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


Dated as of  May 14, 2004




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


                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit


Exhibit 31        Certification.

Exhibit 99.1      Annual Servicer's Certificate.

Exhibit 99.2      Annual Report of Accountant Relative to Servicing.