Form 10-K
period 2004-12-31
CIRCUIT CITY CREDIT CARD MASTER TRUST
filed 2005-05-31
CIK 928597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26172

CIRCUIT CITY CREDIT CARD MASTER TRUST

(Exact name of registrant as specified in its charter)

Laws of the United States	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

White Clay Center, Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Floating Rate Asset Backed Certificates, Series 2002-1

Class B Floating Rate Asset Backed Certificates, Series 2002-1

Class A Floating Rate Asset Backed Certificates, Series 2003-2

Class B Floating Rate Asset Backed Certificates, Series 2003-2

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

The registrant has no voting or non-voting common equity outstanding as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

The Circuit City Credit Card Master Trust (the “Trust”) was formed pursuant to an Amended and Restated Master Pooling and Servicing Agreement dated as of December 31, 2001, as amended, among Tyler International Funding, Inc., as Transferor (in such capacity, the “Transferor”), First North American National Bank (“FNANB”), as Transferor under the Prior Agreement and as Servicer (in such capacity, the “Servicer”), and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee (the “Trustee”). The Trust was created as a master trust under which one or more series of asset backed certificates (the “Certificates”) evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

Pursuant to the Second Amended and Restated Master Pooling and Servicing Agreement, dated as of May 25, 2004, between Bank One, Delaware, National Association, a national banking association (“Bank One”) as Transferor and as Servicer, and the Trustee, as assumed by the Assumption Agreement, dated as of October 1, 2004, by Chase Bank USA, National Association, a national banking association (“Chase USA” and in such capacity, the “Successor”) in favor of and for the benefit of the Trustee (as so amended, supplemented and assumed, the “Pooling and Servicing Agreement”), Chase USA is the servicer (the “Servicer”) of the Trust.

The assets of the Trust (the “Trust Assets”) include receivables (the “Receivables”) arising under certain consumer revolving credit card accounts (the “Accounts”) owned or acquired by FNANB and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), all proceeds of the Receivables and proceeds of credit insurance policies relating to the Receivables, all monies on deposit in certain bank accounts of the Trust (excluding investment earnings on such amounts, unless otherwise specified) and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate cap agreement, interest rate swap agreement, spread account, reserve account or other similar arrangement for the benefit of the holders of the Certificates of such series or class. The Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Trust and one or more certificates evidencing the Transferor’s interest in the Trust, receiving collections on the Receivables, making payments on the Certificates and engaging in related activities. The Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

As of February 28, 2005, the Trust had two outstanding series of Certificates. On May 7, 2002, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 2002-1, and the Class B Floating Rate Asset Backed Certificates, Series 2002-1 (together, the “2002-1 Public Certificates”). In addition, the Trust issued in private transactions as part of Series 2002-1 interests referred to as the Collateralized Trust Obligations and classes of investor certificates referred to as the Class D Certificates and the Class E Certificates. On April 25, 2003, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 2003-2, and the Class B Floating Rate Asset Backed Certificates, Series 2003-2 (together, the “2003-2 Public Certificates” and, collectively with the 2002-1 Public Certificates, the “Public Certificates”). In addition, the Trust issued in private transactions as part of Series 2003-2 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as “Not Applicable” have been omitted as a result of such reliance.

Item 1. Business.

See introductory statement to Part I above for a description of the assumption by Chase Bank USA, National Association as Servicer of the Trust.

Item 2. Properties.

See introductory statement to Part I above for a description of Trust Assets.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

(b) The Public Certificates are represented by four certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”). The records of DTC indicate that, at February 28, 2005, there were eleven (11) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 2002-1, five (5) DTC participants holding a position in the Class B Floating Rate Asset Backed Certificates, Series 2002-1, twelve (12) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 2003-3 and thirty-one (31) DTC participants holding a position in the Class B Floating Rate Asset Backed Certificates, Series 2003-3.

(c) Not Applicable.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As disclosed in the Form 8-K filed on July 26, 2004, on July 1, 2004, Bank One Corporation merged with JPMorgan Chase & Co. with JPMorgan Chase & Co. as the surviving entity. In connection therewith, as of July 1, 2004, PriceWaterhouseCoopers has replaced KPMG LLP (“KPMG”) as the accountants for the Trust.

The reports of KPMG with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its reports with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 and through June 30, 2004, there were no disagreements between the Trust and KPMG on any matter of accounting principles or practices, financial disclosure or scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report for such years.

Item 9A. Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) The Public Certificates of each Class of each Series representing investors’ interests in the Trust are represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041. At February 28, 2005, the following direct DTC participants held positions in the certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the certificates of each Class of such Series outstanding on that date.

Title of Class	Name & Address of Beneficial Owners	Amount of Beneficial Ownership	% Class
Series 2002-1, Class A	00000901 The Bank of New York One Wall Street New York, NY 10286	$17,400,000.00	8.00%

	00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$20,300,000.00	9.33%

	00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$26,050,000.00	11.98%

	00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$149,750,000.00	68.85%

Series 2002-1, Class B	00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$2,000,000.00	5.80%

	00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$3,000,000.00	8.70%

	00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$7,500,000.00	21.74%

	00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$8,000,000.00	23.19%

	00007253 FORTIS LLC 520 Madison Avenue New York, NY 10022	$14,000,000.00	40.58%

Series 2003-2, Class A	00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$16,300,000.00	5.05%

	00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$19,675,000.00	6.10%

	00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$25,000,000.00	7.75%

	00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$100,800,000.00	31.26%

	00000901 The Bank of New York One Wall Street New York, NY 10286	$129,025,000.00	40.01%

Series 2003-2, Class B	00002132 IBT/IN CUS 200 Clarendon Street, 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$5,000,000.00	7.69%

	00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$5,050,000.00	7.77%

	00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue Minneapolis, MN 55479	$5,365,000.00	8.25%

	00000725 RAYMOND 880 Carilion Parkway P.O. BOX 12749 St. Petersburg, FL 33716	$8,242,000.00	12.68%

	00000901 The Bank of New York One Wall Street New York, NY 10286	$10,000,000.00	15.38%

	00000636 LHMNGV/LBI 70 Hudson Street Jersey City, NJ 07302	$10,110,000.00	15.55%

	00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$16,000,000.00	24.62%

(b) Not Applicable.

(c) Not Applicable.

(d) Not Applicable.

Item 13. Certain Relationships and Related Transactions.

Not Applicable.

Item 14. Principal Accounting Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

3. Exhibits

31.1 Certification.

99.1 Annual Servicer’s Certificate.

99.2 Annual Report of Accountant Relative to Servicing.

(b) See item 15(a)3 above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCUIT CITY CREDIT CARD MASTER TRUST

CHASE BANK USA, NATIONAL ASSOCIATION (Formerly BANK ONE, DELAWARE, NATIONAL ASSOCIATION),
as Servicer

By:	/s/ Patricia M. Garvey
Name:	Patricia M. Garvey
Title:	Vice President

Dated as of May 31, 2005

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

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification.

99.1	Annual Servicer’s Certificate.

99.2	Annual Report of Accountant Relative to Servicing.